Form 10-K
period 2025-12-31
ALLY AUTO RECEIVABLES TRUST 2022-2; Ally Auto Assets LLC
filed 2026-03-27
CIK 1946472, 1477336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Ally Bank and U.S. Bank Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2025, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

	(1)	Financial Statements — Not Applicable.
	(2)	Financial Statement Schedules — Not Applicable.
	(3)	Exhibits
		•	Second Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of November 7, 2018.
		•	Indenture between Ally Auto Receivables Trust 2022-2 and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of October 12, 2022.
		•	Trust Agreement between Ally Auto Assets LLC, as Depositor and BNY Mellon Trust of Delaware, as Owner Trustee and Paying Agent, dated as of October 12, 2022.
		•	Pooling Agreement between Ally Bank, as Seller, and Ally Auto Assets LLC, dated as of October 12, 2022.
		•	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).
		•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Bank for the year ended December 31, 2025.
		•	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of U.S. Bank Trust Company, National Association for the year ended December 31, 2025.
		•	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Bank dated March 6, 2026 for the year ended December 31, 2025.
•
Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of U.S. Bank Trust Company, National Association dated February 26, 2026 for the year ended December 31, 2025.

		•	Servicer Compliance Statement of Ally Bank for the year ended December 31, 2025.
		•	Trust Sale Agreement between Ally Auto Assets LLC, as Depositor, and Ally Auto Receivables Trust 2022-2, as Issuing Entity, dated as of October 12, 2022.
		•	Custodian Agreement between Ally Bank, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of October 12, 2022.
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

Ally Auto Assets LLC, as Depositor

/s/ Elliot Kahan
Elliot Kahan
President
(Senior Officer in charge of securitization of the depositor)

Date: March 27, 2026

Index of Exhibits

Exhibit	Description	Method of Filing

3.1	Second Amended and Restated Limited Liability Company Agreement of Ally Auto Assets LLC, dated as of November 7, 2018.	**
4.1	Indenture between Ally Auto Receivables Trust 2022-2 and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of October 12, 2022.	*
4.2	Trust Agreement between Ally Auto Assets LLC, as Depositor and BNY Mellon Trust of Delaware, as Owner Trustee and Paying Agent, dated as of October 12, 2022.	*
4.3	Pooling Agreement between Ally Bank, as Seller, and Ally Auto Assets LLC, dated as of October 12, 2022.	*
31.1	Certification of Executive Officer Pursuant to Rule 13a-14(d)/15d-14(d).	Filed herewith.
33.1	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of Ally Bank for the year ended December 31, 2025.	Filed herewith.
33.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria concerning activities of U.S. Bank Trust Company, National Association for the year ended December 31, 2025.	Filed herewith.
34.1	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of Ally Bank dated March 6, 2026 for the year ended December 31, 2025.	Filed herewith.
34.2	Registered Public Accounting Firm Attestation Report on Assessment of Compliance with applicable Servicing Criteria of U.S. Bank Trust Company, National Association, dated February 26, 2026 for the year ended December 31, 2025.	Filed herewith.
35.1	Servicer Compliance Statement of Ally Bank for the year ended December 31, 2025.	Filed herewith.
99.1	Trust Sale Agreement between Ally Auto Assets LLC, as Depositor, and Ally Auto Receivables Trust 2022-2, as Issuing Entity, dated as of October 12, 2022.	*
99.2	Custodian Agreement between Ally Bank, as Custodian, and Ally Auto Assets LLC, as Depositor, dated as of October 12, 2022.	*
99.3	Administration Agreement among Ally Auto Receivables Trust 2022-2, as Issuing Entity, Ally Bank, as Administrator, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of October 12, 2022.	*
99.4	Servicing Agreement among Ally Bank, as Servicer, Ally Auto Assets LLC, as Depositor, and Ally Auto Receivables Trust 2022-2, as Issuing Entity, dated as of October 12, 2022.	*
99.5	Asset Representations Review Agreement among Ally Auto Receivables Trust 2022-2, as Issuing Entity, Ally Bank, as Sponsor, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer, dated as of October 12, 2022.	*
99.6	Securities Account Control Agreement among Ally Auto Receivables Trust 2022-2, as Issuing Entity, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of October 12, 2022.	*

*	Incorporated by reference to the corresponding Exhibit to the Issuing Entity’s Current Report on Form 8-K filed on October 12, 2022 (File No. 333-262894-02).

**	Incorporated by reference to Exhibit 3.1 of Ally Auto Assets LLC's Form SF-3 Registration Statement filed on March 24, 2025 (File No. 333-286053).